Form 10-K
period 2012-12-31
CNH Equipment Trust 2011-A
filed 2013-03-28
CIK 1519427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence.

Item 14.                                                  Principal Accountant Fees and Services.

PART IV

Item 15.                                                  Exhibits, Financial Statements Schedules.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of New Holland Credit Company, LLC (“NHCC”) and Deutsche Bank Trust Company Americas (“DB”) (each, a “Servicing Participant”) have been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”). The Report on Assessment provided by NHCC and the Report on Assessment provided by DB are dated as of March 26, 2013 and February 28, 2013, respectively, and as of and for a period consisting of the twelve months ended December 31, 2012. Each Report on Assessment is attached as an exhibit to this Form 10-K.

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

March 28, 2013

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

Exhibit Number	Description

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